Form 10-K405
period 2001-12-31
CPL TRANSITION FUNDING LLC
filed 2002-03-27
CIK 1099204

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to______


Commission File    Registrant, State of Incorporation,         I.R.S. Employer
   Number            Address, and Telephone Number            Identification No.
---------------    -----------------------------------        ------------------
                        CPL Transition Funding LLC
  333-91273       (a Delaware limited liability company)          74-2935495
                        1616 Woodall Rodgers Freeway
                            Dallas, Texas 75202
                              (214) 777-1338


        Securities registered pursuant to Section 12 (b) of the Act: NONE

        Securities registered pursuant to Section 12 (g) of the Act: NONE

               Documents incorporated by reference: Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Registrant is a wholly owned subsidiary of Central Power and Light Company. Registrant meets the conditions set forth in General Instruction I (1)(a) and
(b) of Form 10-K and is filing this Annual Report on Form 10-K with the reduced disclosure format authorized by General Instruction I.

================================================================================

                                TABLE OF CONTENTS
                                                                         Page
PART I

Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.  Selected Financial Data
Item 7.  Management's Narrative Analysis of Financial Condition
Item 7A. Qualitative and Quantitative Disclosures About Market Risk
Item 8.  Financial Statements and Supplementary Data
         Balance Sheets
         Statements of Member's Equity
         Notes to Financial Statements
         Independent Auditors' Reports
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrants
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K Signatures
          Index to Exhibits

                           FORWARD LOOKING STATEMENTS

     Some statements contained in this Annual Report on Form 10-K concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are not historical facts are forward-looking statements within the meaning of the federal securities laws. Although we and Central Power and Light Company ("CPL") believe that the expectations and the underlying assumptions reflected in these statements are reasonable, we cannot assure you that these expectations will prove to be correct. The forward-looking statements involve a number of risks and uncertainties and actual results may differ materially from the results discussed in the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

*  state or federal legislative or regulatory developments,
*  national or regional economic conditions,
* the accuracy of the servicer's estimates of market demand and prices for energy,
* the accuracy of the servicer's estimates of industrial, commercial and residential growth in CPL's service territory, including related estimates of conservation and electric usage efficiency,
* weather variations and other natural phenomena affecting retail electric customer energy usage,
*  acts of war or terrorism or other catastrophic events,
*  the speed, degree and effect of continued electric industry restructuring,
* the operating performance of CPL's facilities and third-party suppliers of electric energy in CPL's service territory,
* the accuracy of the servicer's estimates of the payment patterns of retail electric customers, including the rate of delinquencies and any collections curves, and
* the operational and financial ability of retail electric providers ("REPs") to bill and collect transition charges and make timely payments of amounts billed by the servicer to the REPs for transition charges.

     Any forward-looking statements should be considered in light of these important factors and in conjunction with the other documents filed by us and by CPL with the Securities and Exchange Commission.

     New factors that could cause actual results to differ materially from those described in forward-looking statements may emerge from time to time. It is not possible for us or CPL to predict all of these factors, or the extent to which any factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which the statement is made and neither we nor CPL undertakes any obligation to update the information contained in the statement to reflect subsequent developments or information.


                                     PART I
ITEM 1.  BUSINESS

     CPL Transition Funding LLC ("Transition Funding") is a special purpose Delaware limited liability company located at 1616 Woodall Rodgers Freeway, Dallas, Texas 75202 and was formed solely to purchase and own transition property, a property right established under Subchapter G of Chapter 39 of the Texas Utilities Code and created through a financing order issued by the Public Utility Commission of Texas (the "PUCT"). Transition Funding is a bankruptcy-remote financing entity and is a direct wholly-owned special purpose consolidated subsidiary of Central Power and Light Company ("CPL"), an electric utility providing retail service in southern Texas. CPL is an operating subsidiary of American Electric Power Company, Inc. ("AEP").

     In June 1999, the State of Texas enacted the Texas Electric Choice Plan (the "Act") to govern the restructuring of the electric industry in Texas and to provide competition for retail electric service beginning on January 1, 2002. Deregulation of the Texas retail electric utility industry under the Act requires electric utilities to unbundle their generation, transmission and distribution and retail electric services. While transmission and distribution services will continue to be provided by electric utilities, the statute authorizes retail electric providers ("REPs"), certified by the PUCT, to provide electric energy and related services, including billing and collecting. The Act permits electric utilities to recover the loss in value of generation-related assets caused by the transition from a regulated environment to competition for retail electric generation services, as determined by the PUCT. Under the portion of the Act providing for securitization, the PUCT may authorize an electric utility to use securitization financing to recover generation-related regulatory assets and stranded costs through the issuance by the utility or its designee of transition bonds secured by or payable from transition property. Transition property is comprised of the right to impose, collect and receive irrevocable nonbypassable transition charges payable by CPL's existing and future retail customers in CPL's certificated service area as it existed on May 1, 1999. Pursuant to the Act, the PUCT issued a financing order (the "Financing Order") on March 27, 2000 authorizing, among other things, CPL to cause Transition Funding to issue transition notes in an aggregate principal amount not to exceed $797,334,897, including up-front qualified costs not to exceed $33,600,408 in the aggregate.

     On February 7, 2002, Transition Funding issued $797,334,897 of transition notes in five classes with final legal maturities ranging from 5 years to 15 years. The net proceeds of the issuance were utilized to acquire CPL's property right in the transition property and pay expenses of issuance. The transition notes are collateralized by the transition property created under the Act and the related Financing Order. The transition property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay:

*  the  interest,  fees,  expenses,   costs,  charges,  credit  enhancement  and
   premiums, if any, associated with the transition notes, and

*  the aggregate principal amount of the transition notes.

     Transition charges will be assessed by the servicer for Transition Funding's benefit as owner of the transition property. The servicer manages, services and administers, and bills and collects payments in respect of, the transition property under the terms of a servicing agreement. Transition charges generally will be based on a retail customer's actual usage of electricity. However, transition charges for demand customers will be based on the maximum amount of electricity that such customers are expected to consume based on their actual consumption during the prior year. Transition charges will be collected by the servicer indirectly from the REPs that collect transition charges from retail customers as part of its normal collection activities.

     On each payment date, principal and interest on the transition notes will be paid from:

* Amounts received from the servicer with respect to transition charges collected during the prior collection period; and

*  Amounts available from trust accounts held by the indenture trustee.

     Transition Funding has no employees. Under the servicing agreement entered into by Transition Funding and CPL concurrently with the issuance of the first series of transition notes, CPL, as servicer, will be required to collect the transition charges on behalf of Transition Funding. For so long as CPL is servicer, Transition Funding will pay an annual servicing fee to CPL equal to 0.05% of the aggregate initial principal amount of all outstanding series of transition notes. The servicing fee will also be recovered through the transition charges.

ITEM 2. PROPERTIES

     Transition Funding does not own any tangible property, other than books and records. The primary asset of Transition Funding is the transition property described in Item 1. Business.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted pursuant to conditions set forth in General Instruction I(2)(c) of Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All outstanding equity interests in Transition Funding are owned by CPL.

ITEM 6. SELECTED FINANCIAL DATA

     Omitted pursuant to conditions set forth in General Instruction I(2)(a) of Form 10-K.

ITEM 7.   MANAGEMENT'S NARRATIVE ANALYSIS OF FINANCIAL CONDITION

     The following analysis of Transition Funding's financial condition is in an abbreviated format pursuant to General Instruction I(2)(a) of Form 10-K. Such analysis should be read in conjunction with the financial statements attached hereto.

     Transition Funding was organized on October 28, 1999 under the laws of the State of Delaware for the sole purpose of purchasing and owning transition property to be acquired from CPL. Transition Funding had no operations until February 7, 2002, on which date Transition Funding issued $797,334,897 of transition notes in five classes with final legal maturities ranging from 5 years to 15 years. Transition Funding used the net proceeds of the issuance to purchase the transition property from CPL and to pay certain costs of issuing the transition notes (see Item 1. Business). Transition Funding will use collections of the transition charges to make scheduled principal and interest payments on the transition notes, to pay certain fees and expenses and to fund any required credit enhancement for the transition notes.

     As of December 31, 2001, Unamortized Debt Issuance Costs were approximately $5.4 million. As of February 7, 2002, Unamortized Debt Issuance Costs increased as a result of Transition Funding's significant costs relating to the issuance of the transition notes. For additional information, see Note 4 to the Financial Statements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CPL TRANSITION FUNDING LLC
                                 BALANCE SHEETS

                                                        December 31,
                                                     2001          2000
                                                     ----          ----
ASSETS:
   Unamortized debt issuance costs                $5,405,749        $3,665,240
        Total assets                              $5,405,749        $3,665,240
                                                  ==========        ==========

LIABILITIES AND MEMBER'S EQUITY:
   Accounts Payable - related party               $5,405,749        $3,665,240
                                                  ----------        ----------
        Total Liabilities                         $5,405,749        $3,665,240
  Member's Equity                                        $ 0        $    0
                                                  ----------        ----------
        Total Liabilities and Member's Equity     $5,405,749        $3,665,240
                                                  ==========        ==========

See Notes to Transition Funding's Financial Statements.



                           CPL TRANSITION FUNDING LLC
                          STATEMENTS OF MEMBER'S EQUITY

Member's equity at October 28, 1999 (date of inception)             $  0
        Initial Capital Contribution                                $ 10
        Receivable from member for capital contribution             $(10)
                                                                    -----
Member's equity at December 31, 1999, 2000 and 2001                 $  0
                                                                    =====

See Notes to Transition Funding's Financial Statements.


                          NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

     CPL Transition Funding LLC ("Transition Funding") is a special purpose Delaware limited liability company, whose sole member is Central Power and Light Company ("CPL"), and is a direct wholly-owned consolidated subsidiary of CPL. CPL is engaged in the generation, sale, purchase, transmission and distribution of electric power in southern Texas. CPL is an operating subsidiary of American Electric Power Company, Inc. ("AEP").

     In June 1999, the State of Texas enacted the Texas Electric Choice Plan (the "Act") to govern the restructuring of the electric industry in Texas and to provide competition for retail electric service beginning on January 1, 2002. Deregulation of the Texas retail electric utility industry under the Act requires electric utilities to unbundle their generation, transmission and distribution and retail electric services. While transmission and distribution services will continue to be provided by electric utilities, the statute authorizes retail electric providers ("REPs"), certified by the PUCT, to provide electric energy and related services, including billing and collecting. The Act permits electric utilities to recover the loss in value of generation-related assets caused by the transition from a regulated environment to competition for retail electric generation services, as determined by the PUCT. Under the portion of the Act providing for securitization, the PUCT may authorize an electric utility to use securitization financing to recover generation-related regulatory assets and stranded costs through the issuance by the utility or its designee of transition bonds secured by or payable from transition property. Transition property is comprised of the right to impose, collect and receive irrevocable nonbypassable transition charges payable by CPL's existing and future retail customers in CPL's certificated service area as it existed on May 1, 1999. Pursuant to the Act, the PUCT issued a financing order on March 27, 2000 authorizing, among other things, CPL to cause Transition Funding to issue transition notes in an aggregate principal amount not to exceed $797,334,897, including up-front qualified costs not to exceed $33,600,408 in the aggregate. For additional information, see Note 4.

     Transition Funding was organized on October 28, 1999, under the laws of the State of Delaware for the sole purpose of acquiring and holding transition property acquired from CPL. In connection with the acquisition of the transition property, Transition Funding agreed to (a) issue and register one or more series of transition notes; (b) pledge its interests in the transition property and other transition note collateral to secure the transition notes; (c) make debt service payments on the transition notes; and (d) perform other activities that are necessary, suitable or convenient to accomplish these purposes. The purchase price of such transition property was paid from the proceeds of the transition notes issued by Transition Funding secured by the transition property and other collateral.

     Transition Funding was organized with the sole purpose of limited business activities as are necessary or reasonably related to the issuance of the transition notes. Transition Funding is structured and is operated in a manner such that even in the event of bankruptcy proceedings against CPL, the assets of Transition Funding will not be consolidated into the bankruptcy estate of CPL.

     The assets of Transition Funding consist of the transition property and the other collateral, including capital transferred by CPL which is sufficient to meet certain requirements of the indenture between Transition Funding and the indenture trustee.

2. Summary of Significant Accounting Policies

               Deferred Costs

     The issuance expenses in connection with the transition notes will be deferred and will be amortized over the life of the transition notes.

               Income Taxes

     As a special purpose limited liability company, CPL intends for Transition Funding and CPL to be treated as a single entity for tax purposes. Income and losses are passed through to CPL and, accordingly, there is no provision for income or franchise taxes in Transition Funding's financial statements. Both CPL and Transition Funding will treat the transfer of transition property to Transition Funding as a non-taxable sale under applicable law.

               Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires in certain instances the use of estimates and assumptions that affect the reported amounts of assets and liabilities along with the disclosure of contingent liabilities at the date of the financial statements. Actual results could differ from those estimates.

               Regulation

     The application of accounting principles generally accepted in the United States of America by Transition Funding differs in certain respects from applications by non-regulated businesses. Transition Funding prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated entity is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, Transition Funding will record the transition property as an intangible asset acquired from CPL, which will be amortized over the life of the transition notes.

3. Significant Agreements and Related Party Transactions

     Notwithstanding the non-recourse nature of the transactions, CPL (individually, as servicer or otherwise) was required under the transaction documents (i) to make certain representations and warranties with respect to, among other things, the validity of Transition Funding's and its assignees' title to the transition property; and (ii) to observe certain covenants for the benefit of Transition Funding and its assignees. CPL is also required to indemnify Transition Funding against breaches of such representations and warranties and CPL's failure to perform its covenants and to protect such parties against certain other losses, which result from actions or inactions of CPL.

     CPL is the initial servicer for Transition Funding under the transaction documents. The transaction documents contain provisions allowing the servicer to be replaced under limited circumstances. The servicer will be paid a servicing fee in consideration for billing and collection of transition charges on behalf of Transition Funding, calculating the true-up adjustments and performing related services.

4. Subsequent Events

     On February 7, 2002, Transition Funding issued $797,334,897 of transition notes in five classes with final legal maturities ranging from 5 years to 15 years. The significant terms of the transition notes issued by Transition Funding in February 2002 are as follows:


         Initial Principal  Interest    Proceeds   Scheduled Final     Final
              Balance         Rate      To Issuer   Payment Date   Maturity Date
         -----------------  --------    ---------   -------------- -------------

Class A-1   $128,950,233     3.54%    $128,461,963     1/15/05       1/15/07
Class A-2   $154,506,810     5.01%    $153,739,267     1/15/08       1/15/10
Class A-3   $107,094,258     5.56%    $106,470,016     1/15/10       1/15/12
Class A-4   $214,926,738     5.96%    $213,606,937     7/15/13       7/15/15
Class A-5   $191,856,858     6.25%    $190,463,517     1/15/16       1/15/17
            -----------               ------------
    Total   $797,334,897              $792,741,700


     The annual maturities of the transition notes are as follows:

2002                  None
2003          $ 51,012,778
2004          $ 48,551,004
2005          $ 49,979,433
2006          $ 52,264,786
Thereafter    $595,526,896

     Accordingly, on February 8, 2002, CPL as servicer of the transition property implemented a nonbypassable transition charge on behalf of Transition Funding.

     All transition note issuance costs incurred through December 31, 2001 were paid by CPL and were reimbursed by Transition Funding upon issuance of the transition notes in 2002.

                          INDEPENDENT AUDITORS' REPORT

CPL Transition Funding LLC:

     We have audited the accompanying balance sheets of CPL Transition Funding LLC (the "Company"), a wholly-owned subsidiary of Central Power and Light Company, as of December 31, 2001 and 2000, and the related statements of member's equity for the years ended December 31, 2001 and 2000 and the period from October 28, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We have conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its member's equity for the years ended December 31, 2001 and 2000 and the period from October 28, 1999 (date of inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Columbus, Ohio
March 8, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     Omitted pursuant to conditions set forth in General Instruction I(2)(c) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Omitted pursuant to conditions set forth in General Instruction I(2)(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted pursuant to conditions set forth in General Instruction I(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted pursuant to conditions set forth in General Instruction I(2)(c) of Form 10-K.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) The following documents are filed as a part of this report:

     a. CPL Transition Funding LLC Balance Sheets as of December 31, 2001 and 2000 on page 6 hereof.

     b. CPL Transition Funding LLC Statements of Member's Equity for the years ended December 31, 2001 and 2000 and the period from October 28, 1999 (date of inception) to December 31, 1999 on page 7 hereof.

(B) No reports on Form 8-K were filed by Transition Funding during the quarter ended December 31, 2001.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CPL TRANSITION FUNDING LLC


                                      BY:
                                         --------------------------
                                         (Wendy G. Hargus, Manager)


Date: March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                        Title                Date

                                       Manager          March 26, 2002
----------------------------
      (A. A. PENA)


                                       Manager          March 26, 2002
----------------------------
  (GEOFFREY S. CHATAS)


                                       Manager          March 26, 2002
----------------------------
    (MARK A. FERRUCI)


                                       Manager          March 26, 2002
----------------------------
   (WENDY G. HARGUS)


                                       Manager          March 26, 2002
----------------------------
   (KIM E. LUTTHANS)

                                INDEX TO EXHIBITS

     Certain of the following exhibits, designated with an asterisk(*), are filed herewith. The exhibits not so designated have heretofore been filed with the Securities and Exchange Commission and, pursuant to 17 C.F.R. 229.10(d) and 240.12b-32, are incorporated herein by reference to the documents indicated in brackets following the description of such exhibits.

Exhibit
Number                       Document Description

3(a) Copy  of   Certificate   of  Formation  of  CPL   Transition   Funding  LLC
     [Registration Statement No. 333-91273, Exhibit 3.2].

3(b) Copy of Amended and Restated  Limited  Liability  Company  Agreement of CPL
     Transition Funding LLC [Current Report on Form 8-K, dated February 7, 2002, File No. 333-91273, Exhibit 3.1].

4(a) Copy of  Indenture,  dated as of February 7, 2002,  between CPL  Transition
     Funding LLC and U. S. Bank National Association, as Trustee [Current Report on Form 8-K, dated February 7, 2002, File No. 333-91273, Exhibit 4.1].

*4(b)Issuance Certificate,  dated as of February 7, 2002, executed and delivered
     by  CPL  Transition   Funding  LLC  to  U.S.  Bank  National   Association,
     establishing certain terms of the Transition Notes, Series 2002-1

10(a)Copy of  Transition  Property  Purchase  and  Sale  Agreement,  dated as of
     February 7, 2002, between CPL Transition Funding LLC and CPL [Current Report on Form 8-K, dated February 7, 2002, File No. 333-91273, Exhibit 10.1].

10(b)Copy of Transition  Property Servicing  Agreement,  dated as of February 7,
     2002, between CPL Transition Funding LLC and CPL [Current Report on Form 8-K, dated February 7, 2002, File No. 333-91273, Exhibit 10.2].