Form 10-Q
period 2002-03-31
CPL TRANSITION FUNDING LLC
filed 2002-05-15
CIK 1099204

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                period ended March 31, 2002
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _____ to______


 Commission File     Registrant, State of Incorporation,       I.R.S. Employer
     Number             Address, and Telephone Number        Identification No.
     ------             -----------------------------        ------------------
                           CPL Transition Funding LLC
    333-91273       (a Delaware limited liability company)       74-2935495
                          1616 Woodall Rodgers Freeway
                               Dallas, Texas 75202
                                 (214) 777-1338


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Registrant is a wholly owned subsidiary of Central Power and Light Company. Registrant meets the conditions set forth in General Instruction H (1)(a) and
(b) of Form 10-Q and is filing this Form 10-Q with the reduced disclosure format authorized by General Instruction H.

================================================================================



                                TABLE OF CONTENTS


                                                                            Page
PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements
        Statement of Income and Changes in Member's Equity
        Balance Sheets
        Statement of Cash Flows
        Notes to Unaudited Financial Statements
Item 2. Management's Narrative Analysis of Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II.    OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K



                           FORWARD LOOKING STATEMENTS

     Some statements contained in this Quarterly Report on Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are not historical facts are forward-looking statements within the meaning of the federal securities laws. Although we and Central Power and Light Company ("CPL") believe that the expectations and the underlying assumptions reflected in these statements are reasonable, we cannot assure you that these expectations will prove to be correct. The forward-looking statements involve a number of risks and uncertainties and actual results may differ materially from the results discussed in the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

o     state or federal legislative or regulatory developments,
o     national or regional economic conditions,
o the accuracy of the servicer's estimates of market demand and prices for energy,
o the accuracy of the servicer's estimates of industrial, commercial and residential growth in CPL's service territory, including related estimates of conservation and electric usage efficiency,
o weather variations and other natural phenomena affecting retail electric customer energy usage,
o     acts of war or terrorism or other catastrophic events,
o the speed, degree and effect of continued electric industry restructuring,
o the operating performance of CPL's facilities and third-party suppliers of electric energy in CPL's service territory,
o the accuracy of the servicer's estimates of the payment patterns of retail electric customers, including the rate of delinquencies and any collections curves, and
o the operational and financial ability of retail electric providers ("REPs") to bill and collect transition charges and make timely payments of amounts billed by the servicer to the REPs for transition charges.

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



                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           CPL Transition Funding LLC
                               Statement Of Income
                         and Changes In Member's Equity
                      For the Quarter Ended March 31, 2002
                                   (Unaudited)


          Operating Revenues:
               Transition Charge Revenue          $14,984,772
               Investment Revenue                      10,114
                                                    ---------
                    Total Operating Revenues      $14,994,886

         Operating Expenses:
               Interest Expense                   $ 7,029,314
               Amortization of
                Transition Property                 4,709,107
               Amortization of
                Transition Notes Discounts
                  And Issuance Costs                  301,163
               Other Operating Expense                 68,813
               Over-recovery of
                Transition Charges                  2,886,489
                                                    ---------
                    Total Operating Expenses      $14,994,886

                    Net Income                    $         -
                                                 ============

          Member's equity at January 1, 2002      $         -
          Net Income                                        -
          Contributed Capital                       3,986,675
                                                    ---------
          Member's equity at March 31, 2002       $ 3,986,675
                                                 ============

     See "Notes to Unaudited Financial Statements."



                           CPL TRANSITION FUNDING LLC
                                 BALANCE SHEETS
                                   (Unaudited)

                                                March 31, 2002 December 31, 2001
                                                -------------- -----------------
Assets:
     Transition Charge Receivable                  $12,221,002        $       -
                                                   -----------        ---------
          Current Assets                           $12,221,002        $       -

Other Assets
     Restricted Funds Held by Trustee            $   6,749,885        $       -
     Unamortized Debt Issuance and Other
       Qualified Costs                              32,579,580         5,405,749
     Intangible Transition Property net of
       Accumulated Amortization of $4,709,107      759,025,382                 -
                                                   -----------        ----------
          Total Assets                            $810,575,849        $5,405,749
                                                  ============        ==========

Liabilities and Member's Equity:
     Current Liabilities
          Current Portion of Long-Term Debt       $ 31,816,702        $        -
          Accrued Interest                           7,029,314                 -
          Accounts Payable -- Related Party             58,139         5,405,749
                                                      --------        ----------
               Current Liabilities                $ 38,904,155        $5,405,749

     Long-Term Debt
          Transition Notes, net of $719,665
           unamortized discount                   $764,798,530        $        -
          Over-recovery of
           Transition Charges                        2,886,489                 -
                                                  ------------        ----------
               Total Liabilities                  $806,589,174        $5,405,749

     Member's Equity
          Member's Equity                         $  3,986,675        $        -
              Total Member's Equity               $  3,986,675        $        -
              Total Liabilities and
               Member's Equity                    $810,575,849        $5,405,749
                                                  ============        ==========
See "Notes to Unaudited Financial Statements."



                           CPL TRANSITION FUNDING LLC
                             STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2002
                                   (Unaudited)



Cash Flows from Operating Activities:
     Net Income                                           $             -
     Adjustments for non-cash items
          Amortization of Transition Notes Discounts
           and Issuance Costs                                     301,163
          Amortization of Transition Property                   4,709,107
     Changes in Other Assets and Liabilities
          Transition Charge Receivables                       (12,221,002)
          Accrued Interest                                      7,029,314
          Accounts Payable - Related Party                     (5,347,610)
          Over-recovery of Transition Charges                   2,886,489
                                                          ---------------
               Net Cash Used By Operating Activities      $    (2,642,539)

Cash Flows from Investing Activities:
     Purchase of Transition Property                      $  (763,734,489)
                                                          ---------------
               Net Cash Used by Investing Activities      $  (763,734,489)

Cash Flows from Financing Activities
     Proceeds from issuance of Transition Notes, net
      of Issuance costs of $27,468,485 and original
      issue discount of $726,174                          $   769,140,238
     Deposit of Restricted Funds with Trustee                  (6,749,885)
     Equity Contribution from Member                      $     3,986,675
                                                          ---------------
               Cash Flows Provided by
                Financing Activities                      $   766,377,028

Net Increase in Cash and Cash Equivalents                 $             -
Cash and Cash Equivalents, Beginning of Period            $             -
Cash and Cash Equivalents, End of Period                  $             -
                                                          ===============

     See "Notes to Unaudited Financial Statements."


                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED MARCH 31, 2002

1.    Background and Basis of Presentation

     Included in this Quarterly Report on Form 10-Q for CPL Transition Funding LLC ("Transition Funding") are Transition Funding's interim financial statements and notes ("Interim Financial Statements"). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read in conjunction with the financial statements included in Transition Funding's prospectus supplement dated January 31, 2002 and Form 10-K for the fiscal year ended December 31, 2001.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position for the respective periods.

     Transition Funding is a special purpose Delaware limited liability company, whose sole member is Central Power and Light Company ("CPL"), and is a direct wholly-owned consolidated subsidiary of CPL. CPL is engaged in the generation, sale, purchase, transmission and distribution of electric power in southern Texas. CPL is an operating subsidiary of American Electric Power Company, Inc. ("AEP").

     In June 1999, the State of Texas enacted the Texas Electric Choice Plan (the "Act") to govern the restructuring of the electric industry in Texas and to provide competition for retail electric service beginning on January 1, 2002. Deregulation of the Texas retail electric utility industry under the Act requires electric utilities to unbundle their generation, transmission and distribution and retail electric services. While transmission and distribution services will continue to be provided by electric utilities, the statute authorizes retail electric providers ("REPs"), certified by the Public Utility Commission of Texas ("PUCT"), to provide electric energy and related services, including billing and collecting. The Act permits electric utilities to recover the loss in value of generation-related assets caused by the transition from a regulated environment to competition for retail electric generation services, as determined by the PUCT. Under the portion of the Act providing for securitization, the PUCT may authorize an electric utility to use securitization financing to recover generation-related regulatory assets and stranded costs through the issuance by the utility or its designee of transition notes secured by or payable from transition property. Transition property is comprised of the right to impose, collect and receive irrevocable nonbypassable transition charges payable by CPL's existing and future retail customers in CPL's certificated service area as it existed on May 1, 1999. Pursuant to the Act, the PUCT issued a financing order on March 27, 2000 authorizing, among other things, CPL to cause Transition Funding to issue transition notes in an aggregate principal amount not to exceed $797,334,897, including up-front qualified costs not to exceed $33,600,408 in the aggregate.

     Transition Funding was organized on October 28, 1999, under the laws of the State of Delaware for the sole purpose of acquiring and holding transition property acquired from CPL. Transition Funding had no operations until February 7, 2002. In connection with the acquisition of the transition property, Transition Funding agreed to (a) issue and register one or more series of transition notes; (b) pledge its interests in the transition property and other transition note collateral to secure the transition notes; (c) make debt service payments on the transition notes; and (d) perform other activities that are necessary, suitable or convenient to accomplish these purposes. The purchase price of such transition property was paid from the proceeds of transition notes issued by Transition Funding secured by the transition property and other collateral.

2.    Summary of Significant Accounting Policies

     Revenue. Transition Funding records revenue for transition charges under the accrual method of accounting which generally recognizes revenue as earned, and includes revenues actually billed plus an estimate of revenue earned but not yet billed at the end of the period.

     Investment Income. Transition Funding earns investment revenue on funds held by the trustee which are invested as allowed by the Indenture. Currently, all such funds are invested in money market funds having ratings in the highest investment category granted by the rating agencies. Investment revenue on transition charge collections is recognized as earned and serves to increase the Over-recovery of Transition Charges by a corresponding amount since it will be used to make payments on the notes. Investment income on the capital account (Member's Equity) is recognized on payment dates, the first of which will be January 2003, when it is determined such income is not required to satisfy payment obligations, in which case Transition Funding is entitled to such revenues. Therefore, at March 31, 2002, such revenue is recorded in Investment Revenue, but is deferred as Over-recovery of Transition Charges. The deposited cash and investment revenue from both transition charge collections and the capital account are included in "Restricted Funds Held by Trustee" on the Balance Sheet.

     Debt Issuance Costs & Other. The costs associated with the issuance of the transition notes as well as the repurchase cost of certain CPL outstanding bonds to be acquired with proceeds from the sale of transition property are capitalized and are being amortized over the life of the transition notes utilizing the effective interest method.

     Discount on Notes. The discount associated with the transition notes is capitalized offsetting the notes on the balance sheet and is being amortized over the life of the transition notes utilizing the effective interest method.

     Amortization. The transition property was recorded at acquired cost and is being amortized over the life of the transition notes, based on estimated revenue from transition charges, interest accrual and other related expenses. The Financing Order limits the terms of the transition notes to no greater than 15 years. In accordance with Statement of Financial Accounting Standards No. 71, expense is adjusted for over/under recovery of transition charges.

3.    Original Issuance

     On February 7, 2002, Transition Funding issued $797,334,897 of transition notes in five classes with final legal maturities ranging from 5 years to 15 years. The significant terms of the transition notes issued by Transition Funding in February 2002 are as follows:


               Initial    Interest       Proceeds        Scheduled      Final
              Principal     Rate      To Issuer (1)        Final      Maturity
                            ----      -------------                   --------
               Balance                                 Payment Date      Date

Class A-1    $128,950,233   3.54%      $128,461,963       1/15/05      1/15/07
Class A-2    $154,506,810   5.01%      $153,739,267       1/15/08      1/15/10
Class A-3    $107,094,258   5.56%      $106,470,016       1/15/10      1/15/12
Class A-4    $214,926,738   5.96%      $213,606,937       7/15/13      7/15/15
Class A-5    $191,856,858   6.25%      $190,463,517       1/15/16      1/15/17
             ------------              ------------
   Total     $797,334,897              $792,741,700

(1) Net of discounts and underwriters' fees

The annual maturities of the transition notes are as follows:

    2002        None
    2003     $ 51,012,778
    2004     $ 48,551,004
    2005     $ 49,979,433
    2006     $ 52,264,786
Thereafter   $595,526,896

     Accordingly, on February 8, 2002, CPL as servicer of the transition property implemented a nonbypassable transition charge on behalf of Transition Funding.

     All transition note issuance costs incurred through December 31, 2001 ($5,405,749) were paid by CPL and were reimbursed by Transition Funding upon issuance of the transition notes in 2002. The total issuance costs of $33.6 million is composed of $22.3 million for the net cost of CPL to reacquire certain of its bonds in the future in accordance with the Financing Order, underwriters fees of $3.9 million, original issue discount of $726,000 and miscellaneous other costs of $6.7 million.

4.    Significant Agreements and Related Party Transactions

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

     CPL is the initial servicer for Transition Funding under the transaction documents. The transaction documents contain provisions allowing the servicer to be replaced under limited circumstances. The servicer will be paid a servicing fee in consideration for billing and collection of transition charges on behalf of Transition Funding, calculating the true-up adjustments and performing related services. Such fees paid to CPL for the quarter were $58,139 and are included in "Other Operating Expense."

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     Following are the significant changes in or additions to information reported in Transition Funding's 2001 Annual Report on Form 10-K affecting the financial condition and the results of operations of Transition Funding. This discussion refers to the Financial Statements and related Notes of Transition Funding and should be read in conjunction with such Financial Statements and Notes. The following analysis of the financial condition and results of operations of Transition Funding is in an abbreviated format pursuant to General Instruction H of Form 10-Q.

     Transition Funding was organized on October 28, 1999 under the laws of the State of Delaware for the sole purpose of purchasing and owning transition property to be acquired from CPL. Transition Funding had no operations until February 7, 2002, on which date Transition Funding issued $797,334,897 of transition notes in five classes with final legal maturities ranging from 5 years to 15 years. Transition Funding used the net proceeds of the issuance to purchase the transition property from CPL and to pay certain costs of issuing the transition notes. Transition Funding will use collections of the transition charges to make scheduled principal and interest payments on the transition notes, to pay certain fees and expenses and to fund any required credit enhancement for the transition notes.

      Results of Operations

     For its initial quarter of operations ended March 31, 2002, Transition Funding recorded revenue of approximately $15.0 million consisting of billings of transition charges to REPS; amortization expense of approximately $5.0 million; servicing fees of approximately $58,000; bad debt expense of approximately $11,000; and interest expense of approximately $7.0 million. Additionally, expenses include over-recovery of Transition Charges of approximately $2.9 million through March 31, 2002.

      Liquidity and Capital Resources

     Collections of Transition Charges will be used to make principal and interest payments on the transition notes on the specified payment dates. Additionally, the Transition Charges will cover interest expense on the transition notes; amortization of the Transition Property, debt issuance expenses and the discount on the transition notes; bad debt expense; and the fees charged by CPL as servicer. Amounts collected through Transition Charges, and the investment income thereon, are recorded as restricted funds on the balance sheet. Restricted funds will be used to make future interest payments and applied toward the redemption of transition notes on scheduled maturity dates. The balance of restricted funds was $6,749,885 as of March 31, 2002.

     Bondholders could suffer payment delays or losses if Transition Funding is unable to pay interest or the scheduled principal of the transition notes. Funds for payments on the transition notes are dependent upon the right to collect the Transition Charges over a period limited by Texas law to 15 years, with collections dependent on the amount of electricity consumed by customers within CPL's service territory.

     The PUCT is expected to review and adjust Transition Charges at least once a year. This review will be used to adjust any over or under-collections during the preceding 12 months and to provide for recovery of amounts sufficient to pay all debt service and other required amounts and charges in connection with the transition notes. Through March 31, 2002, the Transition Charges are meeting expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omitted pursuant to General Instruction H of Form 10-Q.


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A.    Exhibits:

            None.

B.    Reports on Form 8-K:

              Date of Report              Items Reported
              --------------              --------------
            January 22, 2002              Items 5 and 7
            February 7, 2002              Items 5 and 7



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CPL TRANSITION FUNDING LLC



                                          BY:  /S/ WENDY G. HARGUS
                                             ---------------------------------
                                             (Wendy G. Hargus, Manager)

Date:  May 15, 2002