Form 10-Q
period 2002-06-30
CPL TRANSITION FUNDING LLC
filed 2002-08-14
CIK 1099204

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2002
                                      OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to______


  Commission           Registrant, State of          I.R.S. Employer
  File Number             Incorporation,             Identification
  -----------                                        --------------
   333-91273     Address, and Telephone Number No.     74-2935495
                  CPL Transition Funding LLC
                 (a Delaware limited liability
                             company)
                  1616 Woodall Rodgers Freeway
                       Dallas, Texas 75202
                         (214) 777-1338


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



                                TABLE OF CONTENTS


                                                                            Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
       Statements of Income and Changes in Member's Equity
       Balance Sheets
       Statement of Cash Flows
       Notes to Unaudited Financial Statements
Item 2.    Management's Narrative Analysis of Results of Operations
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K



                           FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are not historical facts are forward-looking statements. Although we and Central Power and Light Company ("CPL") believe that the expectations and the underlying assumptions reflected in these statements are reasonable, we cannot assure you that these expectations will prove to be correct. The forward-looking statements involve a number of risks and uncertainties and actual results may differ materially from the results discussed in the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

o     state or federal legislative or regulatory developments,
o     national or regional economic conditions,
o the accuracy of the servicer's estimates of market demand and prices for energy,
o the accuracy of the servicer's estimates of industrial, commercial and residential growth in CPL's service territory, including related estimates of conservation and electric usage efficiency,
o weather variations and other natural phenomena affecting retail electric customer energy usage,
o     acts of war or terrorism or other catastrophic events,
o the speed, degree and effect of continued electric industry restructuring,
o the operating performance of CPL's facilities and third-party suppliers of electric energy in CPL's service territory,
o the accuracy of the servicer's estimates of the payment patterns of retail electric customers, including the rate of delinquencies and any collections curves,
o the operational and financial ability of retail electric providers ("REPs") to bill and collect transition charges and make timely payments of amounts billed by the servicer to the REPs for transition charges, and
o     other factors discussed in the report.

     Any forward-looking statements should be considered in light of these important factors and in conjunction with the other documents filed by us and by CPL with the Securities and Exchange Commission.

     New factors that could cause actual results to differ materially from those described in forward-looking statements may emerge from time to time. It is not possible for us or CPL to predict all of these factors, or the extent to which any factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. You should not place undue reliance on forward-looking statements. Any forward-looking statement speaks only as of the date on which the statement is made and neither we nor CPL undertakes any obligation to publicly update or revise any forward-looking statement to reflect subsequent developments or information.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      CPL TRANSITION FUNDING LLC
                         STATEMENTS OF INCOME
                    AND CHANGES IN MEMBER'S EQUITY
                              (Unaudited)

                                                 Three          Six
                                                 Months         Months
                                                 Ended          Ended
    Operating Revenues:                          June 30,       June 30,
                                                   2002           2002

     Transition Charge Revenue               $ 26,660,911   $41,645,683

     Investment Revenue                            62,024        72,137
                                             ------------   -----------
          Total Operating Revenues             26,722,935    41,717,820
                                             ============   ===========

    Operating Expenses:

     Interest Expense                           9,943,905    16,973,219

     Amortization of Transition Property        8,085,447    12,794,554

     Amortization of Transition
       Notes Discounts and
         Issuance Costs                           513,468       814,631

     Other Operating Expense                      166,008       234,821

     Over-recovery of Transition Charges        8,014,107    10,900,595
                                             ------------   -----------
          Total Operating Expenses
                                               26,722,935    41,717,820
                                             ------------   -----------

          Net Income                                 -             -
                                             ============   ===========

     Member's Equity:

      Member's equity at beginning
       of period                                3,986,675          -

      Net Income                                      -            -

      Contributed Capital                             -       3,986,675
                                             ------------   -----------
          Member's equity at
           June 30, 2002                     $  3,986,675   $ 3,986,675
                                             ============   ===========

     See "Notes to Unaudited Financial Statements."

                           CPL TRANSITION FUNDING LLC
                                 BALANCE SHEETS
                                   (Unaudited)

                                                 June 30,     December 31,
                                                   2002           2001
Assets:
  Current Assets
    Transition Charge Receivable             $ 16,734,230   $      -
                                             ------------   -----------
          Current Assets                       16,734,230          -
                                             ------------   -----------

  Other Assets
    Restricted Funds Held by Trustee           28,894,548          -
    Unamortized Debt Issuance
      and Other Qualified Costs                32,071,077     5,405,749
    Intangible Transition Property
      Net of Accumulated Amortization
       of $12,794,554                         750,939,935          -
                                             ------------  ------------
          Other Assets                        811,905,560     5,405,749
                                             ------------  ------------
          Total Assets                        828,639,790     5,405,749
                                             ============  ============

Liabilities and Member's Equity:
  Current Liabilities
    Current Portion of Long-Term Debt          31,816,702          -
          Accrued Interest                     16,973,219          -
          Accounts Payable --
           Related Party                          159,104     5,405,749
                                             ------------   -----------
          Current Liabilities                  48,949,025     5,405,749
                                             ------------   -----------

  Other Liabilities
    Transition Notes, net of
      unamortized discount of $714,701        764,803,495          -

    Over-recovery of Transition Charges        10,900,595          -
                                             ------------   -----------
          Other Liabilities                   775,704,090          -
                                             ------------   -----------
          Total Liabilities                   824,653,115     5,405,749
                                             ------------   -----------

  Member's Equity
    Member's Equity                            3,986,675           -
                                            ------------    -----------
          Total Member's Equity                3,986,675           -
                                            ------------    -----------
          Total Liabilities and
            Member's Equity                 $828,639,790    $ 5,405,749
                                            ============    ===========

See "Notes to Unaudited Financial Statements."

                           CPL TRANSITION FUNDING LLC
                             STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)



Cash Flows from Operating Activities:
     Net Income                                   $       -
     Adjustments for non-cash items
       Amortization of Transition Notes
         Discounts and Issuance Costs                  814,631
       Amortization of Transition Property          12,794,554
     Changes in Other Assets and Liabilities
       Transition Charge Receivables               (16,734,230)
       Accrued Interest                             16,973,219
       Accounts Payable - Related Party             (5,246,645)
       Over-recovery of Transition Charges          10,900,595
                                                   -----------
          Net Cash Used By Operating
            Activities                              19,502,124
                                                   -----------

Cash Flows from Investing Activities:
     Purchase of Transition Property              (763,734,489)
                                                  ------------
     Net Cash Used by Investing
            Activities                            (763,734,489)
                                                  ------------
Cash Flows from Financing Activities
     Proceeds from issuance of Transition
       Notes, net of issuance costs of
         $27,468,485 and
       original issue discount of $726,174         769,140,238
     Deposit of Restricted Funds with Trustee      (28,894,548)
     Equity Contribution from Member                 3,986,675
                                                   -----------
          Cash Flows Provided by
            Financing Activities                   744,232,365
                                                  ------------
     Net Increase in Cash and Cash Equivalent             -
     Cash and Cash Equivalents, Beginning of
       Period                                             -
                                                  ------------
     Cash and Cash Equivalents, End of Period     $
                                                  ============


     See "Notes to Unaudited Financial Statements."



                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              ENDED JUNE 30, 2002

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

     Transition Funding was organized on October 28, 1999, under the laws of the State of Delaware for the sole purpose of acquiring and holding transition property acquired from CPL. Transition Funding had no operations until February 7, 2002. In connection with the acquisition of the transition property, Transition Funding agreed to (a) issue and register one or more series of transition notes; (b) pledge its interests in the transition property and other transition note collateral to secure the transition notes; (c) make debt service payments on the transition notes; and (d) perform other activities that are necessary, suitable or convenient to accomplish these purposes. The purchase price of such transition property was paid from the proceeds of transition notes issued by Transition Funding pursuant to an Indenture, dated as of February 7, 2002, between Transition Funding and U.S. Bank National Association, as indenture trustee, and secured by the transition property and other collateral.

2.    Summary of Significant Accounting Policies

     Revenue. Transition Funding records revenue for transition charges under the accrual method of accounting which generally recognizes revenue as earned, and includes revenues actually billed plus an estimate of revenue earned but not yet billed at the end of the period.

     Investment Income. Transition Funding earns investment revenue on funds held by the indenture trustee which funds are invested as allowed by the Indenture. Currently, all such funds are invested in money market funds having ratings in the highest investment category granted by the rating agencies. Investment revenue on transition charge collections is recognized as earned and serves to increase the Over-recovery of Transition Charges by a corresponding amount since it will be used to make payments on the transition notes. Investment income on the capital account (Member's Equity) is recognized on payment dates, the first of which will be January 2003, when it is determined such income is not required to satisfy payment obligations, in which case Transition Funding is entitled to such revenues. Therefore, at June 30, 2002, such revenue is recorded in Investment Revenue, but is deferred as Over-recovery of Transition Charges. The deposited cash and investment revenue from both transition charge collections and the capital account are included in "Restricted Funds Held by Trustee" on the balance sheet.

     Debt Issuance Costs & Other. The costs associated with the issuance of the transition notes as well as the repurchase cost of certain outstanding bonds issued by CPL to be acquired with proceeds from the sale of transition property are capitalized and are being amortized over the life of the transition notes utilizing the effective interest method.

     Discount on Notes. The discount associated with the transition notes is capitalized offsetting the transition notes on the balance sheet and is being amortized over the life of the transition notes utilizing the effective interest method.

     Amortization. The transition property was recorded at acquired cost and is being amortized over the life of the transition notes, based on estimated revenue from transition charges, interest accrual and other related expenses. The financing order limits the terms of the transition notes to no greater than 15 years. In accordance with Statement of Financial Accounting Standards No. 71, expense is adjusted for over/under recovery of transition charges. The accumulated over/under-recovery is recorded as either a liability or asset on the balance sheet.

3.    Original Issuance

     On February 7, 2002, Transition Funding issued $797,334,897 of transition notes in five classes with final legal maturities ranging from 5 years to 15 years. The significant terms of the transition notes issued by Transition Funding in February 2002 are as follows:


             Initial   Interest   Proceeds      Scheduled    Final
            Principal   Rate    To Issuer (1)     Final    Maturity
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

      CPL is the initial servicer for Transition Funding under the transaction documents. The transaction documents contain provisions allowing the servicer to be replaced under limited circumstances. The servicer is paid a servicing fee in consideration for billing and collection of transition charges on behalf of Transition Funding, calculating the true-up adjustments and performing related services. Such fees paid to CPL for the quarter and six months ended June 30, 2002 were $99,666 and $157,805, respectively, and are included in "Other Operating Expense."

ITEM 2.    Management's NARRATIVE Analysis of Results of Operations

     The following are the significant changes in or additions to information reported in Transition Funding's 2001 Annual Report on Form 10-K affecting the financial condition and the results of operations of Transition Funding. This discussion refers to the Financial Statements and related Notes of Transition Funding and should be read in conjunction with such Financial Statements and Notes. The following analysis of the financial condition and results of operations of Transition Funding is in an abbreviated format pursuant to General Instruction H of Form 10-Q.

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

      Results of Operations

     For the quarter ended June 30, 2002, Transition Funding recorded revenue of approximately $26.7 million consisting of billings of transition charges to REPS; amortization expense of approximately $8.6 million; servicing fees of approximately $100,000; bad debt expense of approximately $66,000; and interest expense of approximately $9.9 million. Additionally, expenses include Over-recovery of Transition Charges of approximately $8.0 million for the quarter ended June 30, 2002.

     For the six months ended June 30, 2002, Transition Funding recorded revenue of approximately $41.7 million consisting of billings of transition charges to REPS; amortization expense of approximately $13.6 million; servicing fees of approximately $158,000; bad debt expense of approximately $77,000; and interest expense of approximately $17.0 million. Additionally, expenses include Over-recovery of Transition Charges of approximately $10.9 million for the six months ended June 30, 2002.

      Liquidity and Capital Resources

     Collections of transition charges will be used to make principal and interest payments on the transition notes on the specified payment dates. Additionally, the transition charges will cover interest expense on the transition notes; amortization of the transition property, debt issuance expenses and the discount on the transition notes; bad debt expense; and the fees charged by CPL as servicer. Amounts collected through transition charges, and the investment income thereon, are recorded as restricted funds on the balance sheet. Restricted funds will be used to make future interest payments and applied toward the redemption of transition notes on scheduled maturity dates. The balance of restricted funds was $28,894,548 as of June 30, 2002.

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

     The PUCT is expected to review and adjust transition charges at least once a year. This review will be used to adjust any over or under-collections during the preceding 12 months and to provide for recovery of amounts sufficient to pay all debt service and other required amounts and charges in connection with the transition notes. Through June 30, 2002, the transition charges are meeting expectations.

ITEM 3.       qUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omitted pursuant to General Instruction H of Form 10-Q.


                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

A.    Exhibits:

99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
99.2 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.


B.    Reports on Form 8-K:

           During the quarter ended June 30, 2002, Transition Funding filed no reports on Form 8-K.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CPL TRANSITION FUNDING LLC


                                    BY:/s/ Wendy G. Hargus
                                       (Wendy G. Hargus, Manager)


Date:  August 14, 2002


                                  EXHIBIT INDEX

Exhibit
Number          Description

99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.2 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.



                                                                   Exhibit 99.1


             Certification Pursuant to Section 1350 of Chapter 63
                      of Title 18 of the United States Code

      I, Armando A. Pena, manager of CPL Transition Funding LLC, certify that
(i) the Quarterly Report on Form 10-Q of CPL Transition Funding LLC for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of CPL Transition Funding LLC.

                                 /s/ A. A. Pena
                                 Armando A. Pena
                                 August 14, 2002



                                                                   Exhibit 99.2

             Certification Pursuant to Section 1350 of Chapter 63
                      of Title 18 of the United States Code

      I, Wendy G. Hargus, manager of CPL Transition Funding LLC, certify that
(i) the Quarterly Report on Form 10-Q of CPL Transition Funding LLC for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of CPL Transition Funding LLC.

                               /s/ Wendy G. Hargus
                                 Wendy G. Hargus
                                 August 14, 2002