Form 10-Q
period 2002-09-30
CPL TRANSITION FUNDING LLC
filed 2002-11-12
CIK 1099204

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 2002
                                      OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether CPL Transition Funding LLC is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

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

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      CPL TRANSITION FUNDING LLC
                         STATEMENTS OF INCOME
                    AND CHANGES IN MEMBER'S EQUITY
                              (Unaudited)

                                                 Three          Six
                                                 Months         Months
                                                 Ended          Ended
    Operating Revenues:                          Sept 30,       Sept 30,
                                                   2002           2002

     Transition Charge Revenue               $ 29,711,374   $71,357,057

     Investment Revenue                           176,536       248,673
                                             ------------   -----------
          Total Operating Revenues             29,887,910    71,605,730
                                             ============   ===========

    Operating Expenses:

     Interest Expense                          10,243,935    27,817,220

     Amortization of Transition Property        8,174,298    20,968,852

     Amortization of Transition
       Notes Discounts and
         Issuance Costs                           519,111     1,333,742

     Other Operating Expense                      176,155       410,976

     Over-recovery of Transition Charges       10,774,411    21,074,940
                                             ------------   -----------
          Total Operating Expenses
                                               29,887,910    71,605,730
                                             ------------   -----------

          Net Income                                 -             -
                                             ============   ===========

     Member's Equity:

      Member's equity at beginning
       of period                                3,986,675          -

      Net Income                                     -             -

      Contributed Capital                            -        3,986,675
                                             ------------   -----------
          Member's equity at
           end of period                     $  3,986,675   $ 3,986,675
                                             ============   ===========

     See "Notes to Unaudited Financial Statements."

                           CPL TRANSITION FUNDING LLC
                                 BALANCE SHEETS
                                   (Unaudited)

                                                 Sept 30,     December 31,
                                                   2002           2001
Assets:
  Current Assets
    Transition Charge Receivable             $ 19,408,543   $      -
                                             ------------   -----------
          Current Assets                       19,408,543          -
                                             ------------   -----------

  Other Assets
    Restricted Funds Held by Trustee           56,030,377          -
    Unamortized Debt Issuance
      and Other Qualified Costs                31,559,295     5,405,749
    Intangible Transition Property
      Net of Accumulated Amortization
       of $20,968,852                         742,765,637          -
                                             ------------  ------------
          Other Assets                        830,355,309     5,405,749
                                             ------------  ------------
          Total Assets                        849,763,852     5,405,749
                                             ============  ============

Liabilities and Member's Equity:
  Current Liabilities
    Current Portion of Long-Term Debt          51,012,778          -
          Accrued Interest                     27,817,220          -
          Accounts Payable --
           Related Party                          257,491     5,405,749
                                             ------------   -----------
          Current Liabilities                  79,087,489     5,405,749
                                             ------------   -----------

  Other Liabilities
    Transition Notes, net of
      unamortized discount of $707,371        745,614,748          -

    Over-recovery of Transition Charges        21,074,940          -
                                             ------------   -----------
          Other Liabilities                   766,689,688          -
                                             ------------   -----------
          Total Liabilities                   845,777,177     5,405,749
                                             ------------   -----------

  Member's Equity
    Member's Equity                             3,986,675          -
                                             ------------   -----------
          Total Member's Equity                 3,986,675          -
                                             ------------   -----------
          Total Liabilities and
            Member's Equity                  $849,763,852   $ 5,405,749
                                             ============   ===========

See "Notes to Unaudited Financial Statements."

                           CPL TRANSITION FUNDING LLC
                             STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)



Cash Flows from Operating Activities:
     Net Income                                   $       -
     Adjustments for non-cash items
       Amortization of Transition Notes
         Discounts and Issuance Costs                1,333,742
       Amortization of Transition Property          20,968,852
     Changes in Other Assets and Liabilities
       Transition Charge Receivables               (19,408,543)
       Accrued Interest                             27,817,220
       Accounts Payable - Related Party             (5,148,258)
       Over-recovery of Transition Charges          21,074,940
                                                   -----------
          Net Cash Used By Operating
            Activities                              46,637,953
                                                   -----------

Cash Flows from Investing Activities:
     Purchase of Transition Property              (763,734,489)
                                                  ------------
     Net Cash Used by Investing
            Activities                            (763,734,489)
                                                  ------------
Cash Flows from Financing Activities
     Proceeds from issuance of Transition
       Notes, net of issuance costs of
         $27,468,485 and
       original issue discount of $726,174         769,140,238
     Deposit of Restricted Funds with Trustee      (56,030,377)
     Equity Contribution from Member                 3,986,675
                                                   -----------
          Cash Flows Provided by
            Financing Activities                   717,096,536
                                                  ------------
     Net Increase in Cash and Cash Equivalent             -
     Cash and Cash Equivalents, Beginning of
       Period                                             -
                                                  ------------
     Cash and Cash Equivalents, End of Period     $
                                                  ============


     See "Notes to Unaudited Financial Statements."



                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            ENDED SEPTEMBER 30, 2002

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

     Investment Income. Transition Funding earns investment revenue on funds held by the indenture trustee which funds are invested as allowed by the Indenture. Currently, all such funds are invested in money market funds having ratings in the highest investment category granted by the rating agencies. Investment revenue on transition charge collections is recognized as earned and serves to increase the Over-recovery of Transition Charges by a corresponding amount since it will be used to make payments on the transition notes. Investment income on the capital account (Member's Equity) is recognized on payment dates, the first of which will be January 2003, when it is determined such income is not required to satisfy payment obligations, in which case Transition Funding is entitled to such revenues. Therefore, at September 30, 2002, such revenue is recorded in Investment Revenue, but is deferred as Over-recovery of Transition Charges. The deposited cash and investment revenue from both transition charge collections and the capital account are included in "Restricted Funds Held by Trustee" on the balance sheet.

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

      CPL is the initial servicer for Transition Funding under the transaction documents. The transaction documents contain provisions allowing the servicer to be replaced under limited circumstances. The servicer is paid a servicing fee in consideration for billing and collection of transition charges on behalf of Transition Funding, calculating the true-up adjustments and performing related services. Such fees paid to CPL for the quarter and six months ended September 30, 2002 were $99,666 and $257,471, respectively, and are included in "Other Operating Expense."

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

      Results of Operations

     For the quarter ended September 30, 2002, Transition Funding recorded transition charge revenue of approximately $29.7 million consisting of billings to REPS and investment revenue of $177,000; amortization expense of approximately $8.7 million; servicing fees of approximately $100,000; bad debt expense of approximately $76,000; and interest expense of approximately $10.2 million. Additionally, expenses include Over-recovery of Transition Charges of approximately $10.8 million for the quarter ended September 30, 2002.

     For the nine months ended September 30, 2002, Transition Funding recorded transition charge revenue of approximately $71.4 million consisting of billings to REPS and investment revenue of $249,000; amortization expense of approximately $22.3 million; servicing fees of approximately $257,000; bad debt expense of approximately $154,000; and interest expense of approximately $27.8 million. Additionally, expenses include Over-recovery of Transition Charges of approximately $21.1 million for the nine months ended September 30, 2002.

      Liquidity and Capital Resources

     Collections of transition charges will be used to make principal and interest payments on the transition notes on the specified payment dates. Additionally, the transition charges will cover interest expense on the transition notes; amortization of the transition property, debt issuance expenses and the discount on the transition notes; bad debt expense; and the fees charged by CPL as servicer. Amounts collected through transition charges, and the investment income thereon, are recorded as restricted funds on the balance sheet. Restricted funds will be used to make future interest payments and applied toward the redemption of transition notes on scheduled maturity dates. The balance of restricted funds was $56,030,377 as of September 30, 2002.

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

     The PUCT is expected to review and adjust transition charges at least once a year. This review will be used to adjust any over or under-collections during the preceding 12 months and to provide for recovery of amounts sufficient to pay all debt service and other required amounts and charges in connection with the transition notes. Through September 30, 2002, the transition charges are meeting expectations.

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


B.    Reports on Form 8-K:

           During the quarter ended September 30, 2002, Transition Funding filed no reports on Form 8-K.


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


Date:  November 14, 2002


                                  EXHIBIT INDEX

Exhibit
Number          Description

99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.2 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.



                                                                   Exhibit 99.1


             Certification Pursuant to Section 1350 of Chapter 63
                      of Title 18 of the United States Code

      I, Armando A. Pena, manager of CPL Transition Funding LLC, certify that
(i) the Quarterly Report on Form 10-Q of CPL Transition Funding LLC for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of CPL Transition Funding LLC.

                                 /s/ A. A. Pena
                                 Armando A. Pena
                                November 14, 2002



                                                                   Exhibit 99.2

             Certification Pursuant to Section 1350 of Chapter 63
                      of Title 18 of the United States Code

      I, Wendy G. Hargus, manager of CPL Transition Funding LLC, certify that
(i) the Quarterly Report on Form 10-Q of CPL Transition Funding LLC for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of CPL Transition Funding LLC.

                               /s/ Wendy G. Hargus
                                 Wendy G. Hargus
                                 November 14, 2002