Form 10-K
period 2002-12-31
CPL TRANSITION FUNDING LLC
filed 2003-03-25
CIK 1099204

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to______


  Commission           Registrant, State of                I.R.S. Employer
  File Number             Incorporation,                  Identification No.
                     Address, and Telephone Number

                        CPL Transition Funding LLC
   333-91273       (a Delaware limited liability company      74-2935495
                       1616 Woodall Rodgers Freeway
                            Dallas, Texas 75202
                               (214) 777-1338


 Securities registered pursuant to Section 12 (b) of the Act: NONE

 Securities registered pursuant to Section 12 (g) of the Act: NONE

        Documents incorporated by reference: Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 20, 2003 is $0.

Registrant is a wholly owned subsidiary of AEP Texas Central Company. Registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is filing this Annual Report on Form 10-K with the reduced disclosure format authorized by General Instruction I.

================================================================================

                                TABLE OF CONTENTS


                                                                         Page
PART I

Item 1.  Business                                                          4
Item 2.  Properties                                                        5
Item 3.  Legal Proceedings                                                 5
Item 4.  Submission of Matters to a Vote of Security Holders               5

PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder                                           6
Item 6.  Selected Financial Data                                           6
Item 7.  Management's Narrative Analysis of Financial Condition            6
Item 7A.  Qualitative and Quantitative Disclosures About Market Risk       7
Item 8.  Financial Statements and Supplementary Data                       7

Statement of Income                                                        7
      Statements of Member's Equity                                        7
      Balance Sheets                                                       8
      Statement of Cash Flows                                              9

Notes to Financial Statements                                             10

Independent Auditors' Report                                              13
Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                              13

PART III

Item 10.  Directors and Executive Officers of the Registrants             14
Item 11.  Executive Compensation                                          14
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                  14
Item 13.  Certain Relationships and Related Transactions                  14
Item 14.  Controls and Procedures                                         14

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                     15
          Signatures                                                      16
       Certification                                                      17

Index to Exhibits                                                         18

                           FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 found in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements contained in this report concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are not historical facts are forward-looking statements. Although we and AEP Texas Central Company ("TCC") believe that the expectations and the underlying assumptions reflected in these statements are reasonable, we cannot assure you that these expectations will prove to be correct. The forward-looking statements involve a number of risks and uncertainties and actual results may differ materially from the results discussed in the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

o     state or federal legislative or regulatory developments,
o     national or regional economic conditions,
o the accuracy of the servicer's estimates of market demand and prices for energy,
o the accuracy of the servicer's estimates of industrial, commercial and residential growth in TCC's service territory, including related estimates of conservation and electric usage efficiency,
o weather variations and other natural phenomena affecting retail electric customer energy usage,
o     acts of war or terrorism or other catastrophic events,
o the speed, degree and effect of continued electric industry restructuring,
o the operating performance of TCC's facilities and third-party suppliers of electric energy in TCC's service territory,
o the accuracy of the servicer's estimates of the payment patterns of retail electric customers, including the rate of delinquencies and any collections curves, and
o the operational and financial ability of retail electric providers ("REPs") to bill and collect transition charges and make timely payments of amounts billed by the servicer to the REPs for transition charges.

     Any forward-looking statements should be considered in light of these important factors and in conjunction with the other documents filed by us and by TCC with the Securities and Exchange Commission.

     New factors that could cause actual results to differ materially from those described in forward-looking statements may emerge from time to time. It is not possible for us or TCC to predict all of these factors, or the extent to which any factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. You should not place undue reliance on forward-looking statements. Any forward-looking statement speaks only as of the date on which the statement is made and neither we nor TCC undertakes any obligation to update the information contained in the statement to reflect subsequent developments or information.

                                     PART I


ITEM 1.  BUSINESS

     CPL Transition Funding LLC ("Transition Funding") is a special purpose Delaware limited liability company located at 1616 Woodall Rodgers Freeway, Dallas, Texas 75202 and was formed solely to purchase and own transition property, a property right established under Subchapter G of Chapter 39 of the Texas Utilities Code and created through a financing order issued by the Public Utility Commission of Texas (the "PUCT"). Transition Funding is a bankruptcy-remote financing entity and is a direct wholly-owned special purpose consolidated subsidiary of AEP Texas Central Company ("TCC"), an electric utility providing retail service in southern Texas. TCC is an operating subsidiary of American Electric Power Company, Inc.

     In June 1999, the State of Texas enacted the Texas Electric Choice Plan (the "Act") to govern the restructuring of the electric industry in Texas and to provide competition for retail electric service beginning on January 1, 2002. Deregulation of the Texas retail electric utility industry under the Act requires electric utilities to unbundle their generation, transmission, distribution and retail electric services. While transmission and distribution services will continue to be provided by electric utilities, the statute authorizes retail electric providers ("REPs"), certified by the PUCT, to provide electric energy and related services, including billing and collecting. The Act permits electric utilities to recover the loss in value of generation-related assets caused by the transition from a regulated environment to competition for retail electric generation services, as determined by the PUCT. Under the portion of the Act providing for securitization, the PUCT may authorize an electric utility to use securitization financing to recover generation-related regulatory assets and stranded costs through the issuance by the utility or its designee of transition bonds secured by or payable from transition property. Transition property is comprised of the right to impose, collect and receive irrevocable nonbypassable transition charges payable by TCC's existing and future retail customers in TCC's certificated service area as it existed on May 1, 1999. Pursuant to the Act, the PUCT issued a financing order (the "Financing Order") on March 27, 2000 authorizing, among other things, TCC to cause Transition Funding to issue transition notes in an aggregate principal amount not to exceed $797,334,897, including up-front qualified costs not to exceed $33,600,408 in the aggregate.

     On February 7, 2002, Transition Funding issued $797,334,897 of transition notes in five classes with final legal maturities ranging from 5 years to 15 years. The net proceeds of the issuance were utilized to acquire TCC's property right in the transition property and pay expenses of issuance. The transition notes are collateralized by the transition property created under the Act and the related Financing Order. The transition property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay:

o the interest, fees, expenses, costs, charges, credit enhancement and premiums, if any, associated with the transition notes, and

o     the aggregate principal amount of the transition notes.

     Transition charges will be assessed by the servicer for Transition Funding's benefit as owner of the transition property. The servicer manages, services, administers, bills and collects payments in respect of, the transition property under the terms of a servicing agreement. Transition charges generally will be based on a retail customer's actual usage of electricity. However, transition charges for demand customers will be based on the maximum amount of electricity that such customers are expected to consume based on their actual consumption during the prior year. Transition charges will be collected by the servicer indirectly from the REPs that collect transition charges from retail customers as part of its normal collection activities.

     On each payment date, principal and interest on the transition notes will be paid from:

o     Amounts received from the servicer with respect to
      transition charges collected during the prior    collection
      period; and

o     Amounts available from trust accounts held by the indenture trustee.

     Transition Funding has no employees. Under the servicing agreement entered into by Transition Funding and TCC concurrently with the issuance of the first series of transition notes, TCC, as servicer, will be required to collect the transition charges on behalf of Transition Funding. For so long as TCC is servicer, Transition Funding will pay an annual servicing fee to TCC equal to 0.05% of the aggregate initial principal amount of all outstanding series of transition notes. The servicing fee will also be recovered through the transition charges.

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

     All outstanding equity interests in Transition Funding are owned by TCC.

ITEM 6. SELECTED FINANCIAL DATA

     Omitted pursuant to conditions set forth in General Instruction I(2)(a) of Form 10-K.

ITEM 7.   MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF
      OPERATIONS AND FINANCIAL CONDITION

     The following analysis of Transition Funding's financial condition is in an abbreviated format pursuant to General Instruction I(2)(a) of Form 10-K. Such analysis should be read in conjunction with the financial statements attached hereto.

     Transition Funding was organized on October 28, 1999 under the laws of the State of Delaware for the sole purpose of purchasing and owning transition property to be acquired from TCC. Transition Funding had no operations until February 7, 2002, on which date Transition Funding issued $797,334,897 of transition notes in five classes with final legal maturities ranging from 5 years to 15 years. Transition Funding used the net proceeds of the issuance to purchase the transition property from TCC and to pay certain costs of issuing the transition notes (see Item 1. Business). Transition Funding will use collections of the transition charges to make scheduled principal and interest payments on the transition notes, to pay certain fees and expenses and to fund any required credit enhancement for the transition notes.

      Results of Operations

     For the year ended December 31, 2002, Transition Funding recorded transition charge revenue of approximately $90.6 million consisting of billings to REPS and investment revenue of $484,000; amortization expense of approximately $31.0 million; servicing fees and miscellaneous expenses of approximately $376,000; bad debt expense of approximately $224,000; and interest expense of approximately $38.7 million. Additionally, expenses include Over-recovery of Transition Charges of approximately $20.9 million for the year ended December 31, 2002.

      Liquidity and Capital Resources

     Collections of transition charges will be used to make principal and interest payments on the transition notes on the specified payment dates and pay miscellaneous costs associated with the transaction. These costs include debt issuance expenses and the discount on the transition notes; bad debt expense; and the fees related to the transaction including fees charged by TCC as servicer. Amounts collected through transition charges, and the investment income thereon, are recorded as restricted funds on the balance sheet. Restricted funds will be used to make future interest payments, pay miscellaneous transaction costs, and applied toward the redemption of transition notes on scheduled maturity dates. The balance of restricted funds was $82,472,952 as of December 31, 2002.

     Bondholders could suffer payment delays or losses if Transition Funding is unable to pay interest or the scheduled principal of the transition notes. Funds for payments on the transition notes are dependent upon the right to collect the transition charges over a period limited by Texas law to 15 years, with collections dependent on the amount of electricity consumed by customers within TCC's service territory.

     The PUCT reviews and adjusts transition charges at least once a year. This review is used to adjust any over or under-collections during the preceding 12 months and to provide for recovery of amounts sufficient to pay all debt service and other required amounts and charges in connection with the transition notes. New transition charge rates designed to increase projected overall annual revenues by 1.3% went into effect with the February 2003 billing cycles as a result of the first true-up proceeding.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CPL TRANSITION FUNDING LLC
                               STATEMENT OF INCOME


                                        Year
                                        Ended
                                    Dec. 31, 2002
  Operating Revenues:
  Transition Charge Revenue          $90,643,471
  Investment Revenue                     483,917
                                     -----------
        Total Operating Revenues      91,127,388

  Operating Expenses:
    Interest Expense                  38,661,221
    Amortization of Transition
         Property                     29,143,150

    Amortization of Transition
         Notes Discounts
         And Issuance Costs            1,852,853
    Other Operating Expense              600,268
    Over-recovery of Transition
          Charges                     20,869,896
                                      ----------

        Total Operating Expenses      91,127,388

        Net Income                   $         -
                                     ===========


                           CPL TRANSITION FUNDING LLC
                          STATEMENTS OF MEMBER'S EQUITY


                                        Year            Year            Year
                                        Ended           Ended           Ended
                                       Dec. 31,        Dec. 31,        Dec. 31,
                                        2002            2001            2000
                                        ----            ----            ----
  Member's Equity:
    Member's Equity at beginning
     of period                        $       -      $       -        $       -
    Net Income                                -              -                -
    Contributed Capital               3,986,675              -                -
                                      ---------      ---------        ---------
        Member's Equity at end
          of period                   3,986,675              -                -
                                      =========      =========        =========

     See "Notes to Financial Statements."

                           CPL TRANSITION FUNDING LLC
                                 BALANCE SHEETS
                                   (Unaudited)

                                         December 30, 2002   December 31, 2001

Assets:
  Current Assets
    Transition Charge Receivable --
      Related Party                          $ 12,416,758        $          -
                                             ------------        ------------
          Current Assets                       12,416,758                   -
                                             ------------        ------------

  Other Assets
    Restricted Funds Held by Trustee           82,472,952                   -
    Unamortized Debt Issuance
      and Other Qualified Costs                31,047,514           5,405,749
    Intangible Transition Property
      Net of Accumulated Amortization
       of $20,968,852                         734,591,339                   -
                                             ------------        ------------
          Other Assets                        848,111,805           5,405,749
                                             ------------        ------------
          Total Assets                        860,528,563           5,405,749
                                             ============        ============

Liabilities and Member's Equity:
  Current Liabilities
    Current Portion of Long-Term Debt          51,012,778                   -
    Accrued Interest                           38,661,221                   -
    Accounts Payable --
      Related Party                               375,915           5,405,749
                                             ------------         -----------
          Current Liabilities                  90,049,914           5,405,749
                                             ------------         -----------

  Other Liabilities
    Transition Notes, net of
      unamortized discount of $707,371        745,622,078                   -

    Over-recovery of Transition Charges        20,869,896                   -
                                             ------------         -----------
          Other Liabilities                   766,491,974                   -
                                             ------------         -----------
          Total Liabilities                   856,541,888           5,405,749
                                             ------------         -----------

  Member's Equity
    Member's Equity                             3,986,675                   -
                                             ------------         -----------
          Total Member's Equity                 3,986,675                   -
                                             ------------         -----------
          Total Liabilities and
            Member's Equity                  $860,528,563         $ 5,405,749
                                             ============         ===========

See "Notes to Unaudited Financial Statements."

                           CPL TRANSITION FUNDING LLC
                             STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
                                   (Unaudited)



Cash Flows from Operating Activities:
     Net Income                                   $          -
     Adjustments for non-cash items
       Amortization of Transition Notes
         Discounts and Issuance Costs                1,852,853
       Amortization of Transition Property          29,143,150
     Changes in Other Assets and Liabilities
       Transition Charge Receivables               (12,416,758)
       Accrued Interest                             38,661,221
       Accounts Payable - Related Party             (5,029,834)
       Over-recovery of Transition Charges          20,869,896
                                                   -----------
          Net Cash From Operating
            Activities                              73,080,528
                                                   -----------

Cash Flows from Investing Activities:
     Purchase of Transition Property              (763,734,489)
                                                  ------------
     Net Cash Used by Investing
            Activities                            (763,734,489)
                                                  ------------
Cash Flows from Financing Activities
     Proceeds from issuance of Transition
       Notes, net of issuance costs of
         $27,468,485 and
       original issue discount of $726,174         769,140,238
     Deposit of Restricted Funds with Trustee      (82,472,952)
     Equity Contribution from Member                 3,986,675
                                                   -----------
          Net Cash From
            Financing Activities                   690,653,961
                                                  ------------
     Net Increase in Cash and Cash Equivalent                -
     Cash and Cash Equivalents, Beginning of
       Period                                                -
                                                  ------------
     Cash and Cash Equivalents, End of Period     $          -
                                                  ============


     See "Notes to Unaudited Financial Statements."

                           CPL TRANSITION FUNDING LLC
                          NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

     CPL Transition Funding LLC ("Transition Funding") is a special purpose Delaware limited liability company, whose sole member is AEP Texas Central Company ("TCC"), and is a direct wholly-owned consolidated subsidiary of TCC. TCC is engaged in the generation, sale, purchase, transmission and distribution of electric power in southern Texas. TCC is an operating subsidiary of American Electric Power Company, Inc. ("AEP").

     In June 1999, the State of Texas enacted the Texas Electric Choice Plan (the "Act") to govern the restructuring of the electric industry in Texas and to provide competition for retail electric service beginning on January 1, 2002. Deregulation of the Texas retail electric utility industry under the Act requires electric utilities to unbundle their generation, transmission and distribution and retail electric services. While transmission and distribution services will continue to be provided by electric utilities, the statute authorizes retail electric providers ("REPs"), certified by the Public Utility Commission of Texas ("PUCT"), to provide electric energy and related services, including billing and collecting. The Act permits electric utilities to recover the loss in value of generation-related assets caused by the transition from a regulated environment to competition for retail electric generation services, as determined by the PUCT. Under the portion of the Act providing for securitization, the PUCT may authorize an electric utility to use securitization financing to recover generation-related regulatory assets and stranded costs through the issuance by the utility or its designee of transition bonds secured by or payable from transition property. Transition property is comprised of the right to impose, collect and receive irrevocable nonbypassable transition charges payable by TCC's existing and future retail customers in TCC's certificated service area as it existed on May 1, 1999. Pursuant to the Act, the PUCT issued a financing order on March 27, 2000 authorizing, among other things, TCC to cause Transition Funding to issue transition notes in an aggregate principal amount not to exceed $797,334,897, including up-front qualified costs not to exceed $33,600,408 in the aggregate.

     Transition Funding was organized on October 28, 1999, under the laws of the State of Delaware for the sole purpose of acquiring and holding transition property acquired from TCC. Transition Funding had no operations until February 7, 2002. In connection with the acquisition of the transition property, Transition Funding agreed to (a) issue and register one or more series of transition notes; (b) pledge its interests in the transition property and other transition note collateral to secure the transition notes; (c) make debt service payments on the transition notes; and (d) perform other activities that are necessary, suitable or convenient to accomplish these purposes. The purchase price of such transition property was paid from the proceeds of transition notes issued by Transition Funding pursuant to an Indenture, dated as of February 7, 2002, between Transition Funding and U.S. Bank National Association, as indenture trustee, and secured by the transition property and other collateral.

     Transition Funding was organized with the sole purpose of limited business activities as are necessary or reasonably related to the issuance of the transition notes. Transition Funding is structured and is operated in a manner such that even in the event of bankruptcy proceedings against TCC, the assets of Transition Funding will not be consolidated into the bankruptcy estate of TCC.

     The assets of Transition Funding consist of the transition property and the other collateral, including capital transferred by TCC which is sufficient to meet certain requirements of the indenture between Transition Funding and the indenture trustee.

2.  Summary of Significant Accounting Policies

     Revenue. Transition charges are billed to REPs on behalf of Transition Funding by TCC as servicer. These transition charges are recorded as revenue by Transition Funding under the accrual method of accounting which generally recognizes revenue as earned, and includes revenues actually billed plus an estimate of revenue earned but not yet billed at the end of the period.

     Investment Income. Transition Funding earns investment revenue on funds held by the indenture trustee which funds are invested as allowed by the Indenture. Currently, all such funds are invested in money market funds having ratings in the highest investment category granted by the rating agencies. Investment revenue on transition charge collections is recognized as earned and serves to increase the Over-recovery of Transition Charges by a corresponding amount since it will be used to make payments on the transition notes. Investment income on the capital account (Member's Equity) is recognized on payment dates, the first of which will be January 2003, when it is determined such income is not required to satisfy payment obligations, in which case Transition Funding is entitled to such revenues. Therefore, at December 31, 2002, such revenue is recorded in Investment Revenue, but is deferred as Over-recovery of Transition Charges. The deposited cash and investment revenue from both transition charge collections and the capital account are included in Restricted Funds Held by Trustee on the balance sheet.

     Debt Issuance Costs & Other. The costs associated with the issuance of the transition notes as well as the repurchase cost of certain outstanding bonds issued by TCC to be acquired with proceeds from the sale of transition property are capitalized and are being amortized over the life of the transition notes utilizing the effective interest method.

     Discount on Notes. The discount associated with the transition notes is capitalized offsetting the transition notes on the balance sheet and is being amortized over the life of the transition notes utilizing the effective interest method.

     Regulation. The application of accounting principles generally accepted in the United States of America by Transition Funding differs in certain respects from applications by non-regulated businesses. Transition Funding prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated utility is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, Transition Funding recorded the transition property at acquired cost as an intangible asset acquired from TCC, which is being amortized over the life of the transition notes based on estimated revenue from transition charges, interest accrual and other related expenses. The financing order limits the terms of the transition notes to no greater than 15 years. In accordance with SFAS No. 71, expense is adjusted for over/under recovery of transition charges. The accumulated over/under-recovery is recorded as either a liability or asset on the balance sheet.

    Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires in certain instances the use of estimates and assumptions that affect the reported amounts of assets and liabilities along with the disclosure of contingent liabilities at the date of the financial statements. Actual results could differ from those estimates.

    Federal Income and Texas Franchise Taxes. As a single-member limited liability company, Transition Funding is treated as a disregarded entity for federal tax purposes, and hence, its results of operations will be consolidated with TCC's for federal income tax reporting purposes.

     For Texas franchise tax purposes, Transition Funding is treated as a separate corporate entity subject to Texas franchise tax. However, pursuant to the Act, both the transfer of the transition property and the collection of transition fees are exempt from Texas franchise tax.

     Transition Funding accounts for federal income taxes and state franchise taxes on a stand-alone basis in accordance with the AEP Tax Sharing Agreement.

3.  Original Issuance

     On February 7, 2002, Transition Funding issued $797,334,897 of transition notes in five classes with final legal maturities ranging from 5 years to 15 years. The significant terms of the transition notes issued by Transition Funding in February 2002 are as follows:

             Initial    Interest   Proceeds      Scheduled    Final
            Principal     Rate    To Issuer (1)    Final     Maturity
             Balance                              Payment      Date
                                                   Date

Class A-1  $128,950,233   3.54%   $128,461,963     1/15/05    1/15/07
Class A-2  $154,506,810   5.01%   $153,739,267     1/15/08    1/15/10
Class A-3  $107,094,258   5.56%   $106,470,016     1/15/10    1/15/12
Class A-4  $214,926,738   5.96%   $213,606,937     7/15/13    7/15/15
Class A-5  $191,856,858   6.25%   $190,463,517     1/15/16    1/15/17
           ------------          ------------
   Total   $797,334,897          $792,741,700
           ============          ============

(1) Net of discounts and underwriters' fees

The annual maturities of the transition notes are as follows:

   2002               -
   2003    $ 51,012,778
   2004    $ 48,551,004
   2005    $ 49,979,433
   2006    $ 52,264,786
Thereafter $595,526,896

     Accordingly, on February 8, 2002, TCC as servicer of the transition property implemented a nonbypassable transition charge on behalf of Transition Funding.

     All transition note issuance costs incurred through December 31, 2001 ($5,405,749) were paid by TCC and were reimbursed by Transition Funding upon issuance of the transition notes in 2002. The total issuance costs of $33.6 million is composed of $22.3 million for the net cost of TCC to reacquire certain of its bonds in the future in accordance with the financing order, underwriters fees of $3.9 million, original issue discount of $0.7 million and miscellaneous other costs of $6.7 million.

4.  Significant Agreements and Related Party Transactions

     Notwithstanding the non-recourse nature of the transactions, TCC (individually, as servicer or otherwise) was required under the transaction documents (i) to make certain representations and warranties with respect to, among other things, the validity of Transition Funding's and its assignees' title to the transition property; and (ii) to observe certain covenants for the benefit of Transition Funding and its assignees. TCC is also required to indemnify Transition Funding against breaches of such representations and warranties and TCC's failure to perform its covenants and to protect such parties against certain other losses, which result from actions or inactions of TCC.

     TCC is the initial servicer for Transition Funding under the transaction documents. The transaction documents contain provisions allowing the servicer to be replaced under limited circumstances. The servicer is paid a servicing fee in consideration for billing and collection of transition charges on behalf of Transition Funding, calculating the true-up adjustments and performing related services. Such fees paid to TCC for the year ended December 31, 2002 were $376,000 and are included in Other Operating Expense.

5.  Subsequent Events

     On January 15, 2003, the first scheduled payment on the transition notes was made consisting of $31,816,702 of principal and $40,429,267 of interest. New transition charge rates designed to increase projected overall annual revenues by 1.3% went into effect with the February 2003 billing cycles as a result of the first true-up proceeding.

     On January 22, 2003, Transition Funding filed a notice on Form 15 with the Securities and Exchange Commission of the suspension of Transition Funding's duty to file reports under the Securities Exchange Act of 1934.

                          INDEPENDENT AUDITORS' REPORT

To the Members/Shareholders of CPL Transition Funding LLC:

     We have audited the accompanying balance sheets of CPL Transition Funding LLC (the "Company"), a wholly-owned subsidiary of AEP Texas Central Company, formerly Central Power and Light Company, as of December 31, 2002 and 2001, and the related statements of income and cash flows for the year ended December 31, 2002 and statements of member's equity for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and cash flows for the year ended December 31, 2002 and its member's equity for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Columbus, Ohio
February 21, 2003

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

ITEM 14. CONTROLS AND PROCEDURES

     Not applicable.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) The following documents are filed as a part of this report:

     a. CPL Transition Funding LLC Balance Sheets as of December 31, 2002 and 2001 on page 8 hereof.
     b. CPL Transition Funding LLC Statement of Income and Statements of Changes in Member's Equity for the years ended December 31, 2002, 2001 and 2000 on page 7 hereof.

(B) No reports on Form 8-K were filed by Transition Funding during the quarter ended December 31, 2002.

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


                                    CPL TRANSITION FUNDING LLC


                                    BY:/s/ Wendy G. Hargus
                                       (Wendy G. Hargus, Manager)


Date:  March 21, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Managers on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                     Title               Date

            /s/ A. A. Pena               Manager         March 21, 2003
          (A. A. PENA)


        /s/ Geoffrey S. Chatas           Manager         March 21, 2003
      (GEOFFREY S. CHATAS)


         /s/ Wendy G. Hargus             Manager         March 21, 2003
        (WENDY G. HARGUS)

                                  CERTIFICATION

     I, A. A. Pena, Treasurer of AEP Texas Central Company, certify that:

     1. I have reviewed this annual report on Form 10-K and all other reports containing distribution information filed for the period covered by this annual report;

     2. To the best of my knowledge, the information in these reports does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

     3. To the best of my knowledge, the financial information required to be provided to the trustee by the servicer under the transition property servicing agreement is included in these reports; and

     4. I am responsible for reviewing the activities performed by the servicer under the transition property servicing agreement and based upon the review required under the transition property servicing agreement the servicer has fulfilled its obligations under the transition property servicing agreement.


Date:  March 21, 2003
                                    /s/ A. A. Pena
                                    A. A. Pena
                                    Treasurer

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

4(b) Issuance Certificate, dated as of February 7, 2002, executed and delivered by CPL Transition Funding LLC to U.S. Bank National Association, establishing certain terms of the Transition Notes, Series 2002-1 [Annual Report on Form 10-K, dated March 26, 2002, File No. 333-91273, Exhibit 4(b)].

10(a) Copy of Transition Property Purchase and Sale Agreement, dated as of February 7, 2002, between CPL Transition Funding LLC and CPL [Current Report on Form 8-K, dated February 7, 2002, File No. 333-91273,
           Exhibit 10.1].

10(b) Copy of Transition Property Servicing Agreement, dated as of February 7, 2002, between CPL Transition Funding LLC and CPL [Current Report on Form 8-K, dated February 7, 2002, File No. 333-91273, Exhibit 10.2].

*99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*99.2 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

                                                                    Exhibit 99.1

       Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

      I, Armando A. Pena, manager of CPL Transition Funding LLC, certify that
(i) the Annual Report on Form 10-K of CPL Transition Funding LLC for the year ended December 31, 2002 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of CPL Transition Funding LLC.


                               /s/ A. A. Pena
                               A. A. Pena

March 21, 2003

                                                                    Exhibit 99.2


       Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

      I, Wendy G. Hargus, manager of CPL Transition Funding LLC, certify that
(i) the Annual Report on Form 10-K of CPL Transition Funding LLC for the year ended December 31, 2002 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of CPL Transition Funding LLC.


                               /s/ Wendy G. Hargus
                               Wendy G. Hargus
                                March 21, 2003